Form 10QSB
period 2007-11-30
DOWNERS GAP, INC.
filed 2008-02-26
CIK 1416304

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Downer’s Gap, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Downer’s Gap, Inc.

350 Fifth Avenue

New York, New York 10118

(917) 319-8475

 (Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ X] No []

As of February 22, 2008, we are authorized to issue up to 75,000,000 at U.S. $0.001 par value per share, of which 2,050,000 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

DOWNER'S GAP, INC.
CONSOLIDATED BALANCE SHEET
UNAUDITED
NOVEMBER 30, 2007

ASSETS

Current assets:
Cash	$ 1,000
Other current assets	1,000

Total current assets	$ 2,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	10,727

Total Current Liabilities	10,727

Stockholders' deficit
Preferred stock, par value $0.001, 10,000,000 authorized, none	-
issued and outstanding at August 31, 2007
Common stock, par value $0.001, 75,000,000 authorized, 2,050,000	2,050
issued and outstanding at August 31, 2007
Additional Paid in Capital	-
Accumulated Deficit	(10,777)

Total Stockholders' Equity	$ (8,727)

Total Liabilities and Stockholders' Equity	$ 2,000

See Accompanying Notes to Consolidated Financial Statements

DOWNER'S GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For three months ending NOVEMBER 30, 2007

2007
(audited)

Revenues	$ -

Expenses:
General and administrative	430

Total expenses	430

Net income (loss)	$ (430)

Net income (loss) per Share
Basic and diluted	$ (0.00)

Weighted average shares outstanding
Basic and diluted	2,050,000

See Accompanying Notes to Consolidated Financial Statements

DOWNER'S GAP, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
For three months ending November 30, 2007

2007
(audited)

Cash flows from operating activities:

Net loss	$ (430)

Adjustments to reconcile net loss to net:
cash provided by operating activities
Common stock issued for services	-

Changes in current assets and liabilities:
Other current assets	-
Accounts payable and accured expenses	430

Net cash used in operating activities	-

Cash flows from investing activities:	-

Cash flows from financing activies
Issuance of common stock	-

Net increase in cash	-

Cash, beginning of period	1,000

Cash, end of period	$ 1,000

See Accompanying Notes to Consolidated Financial Statements

1.1.1  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

2 NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Development Stage Company

Downer’s Gap, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on June 11, 2007.  The principal office of the corporation is 208 Jarvis Road, Perkinsville, Vermont 05151.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts.  It has no full-time employees and owns no real property.  The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934.   After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition.   Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  Below is a summary of certain significant accounting policies selected by management.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

NOTE 2 – FIXED ASSETS

Fixed assets are $0 at November 30, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of November 30, 2007 the Company’s officers and directors owned, or had beneficial ownership of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 98% of the Company’s issued and outstanding stock.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company maintains its corporate office in the office of its CEO, for which it pays no rent.  There are no outstanding agreements with management for administrative services to be rendered to the Company.

NOTE 5 – EQUITY

The Company has 75,000,000, $.001 par value common shares authorized and 2,050,000 shares issued and outstanding.  These shares have full voting rights.  No preferred shares are authorized or outstanding.

No dividends or distributions have been made or authorized.  The Company had no other comprehensive income for the period covered.

NOTE 6 – INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.  Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Since the realization of any deferred tax benefits is contingent upon future earnings, no deferred tax asset has been accrued since the likelihood of future earnings has not been demonstrated.

The Company had net losses for the period ended November 30, 2007 and therefore incurred no tax liabilities.

Item 2

PLAN OF OPERATION

The following plan should be read in conjunction with our Financial Statements and the notes thereto which appear elsewhere in this report.    This plan contains forward-looking statements based on current expectations, which involve uncertainties.  Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by directors, officers or other sources.

(a) Plan of Operation

During the next 12 months we anticipate incurring costs related to:

      (i)   filing of Exchange Act reports, and

      (ii)  costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholder, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors have had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

(c) Off Balance-Sheet Arrangements- NONE

ITEM 3.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2007. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.

(b)

Changes in internal control over financial reporting

During the quarter ended November 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.

 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

None.

(b)

Not Applicable.

(c)

Not Applicable.

(d)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

(a)

Not Applicable.

(b)

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

Not applicable.

(b)

Not applicable.

(c)

Not applicable.

ITEM 5. OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

February  26, 2008

By: DOWNER’S GAP, INC.

 /s/  David Kretzmer

      Name:  David Kretzmer

      Title:   Chief Executive Officer