Form 10QSB
period 2008-02-29
DOWNERS GAP, INC.
filed 2008-04-18
CIK 1416304

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (MARK ONE)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER

                               DOWNER'S GAP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware
(STATE OR OTHER JURISDICTION                   (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

                               DOWNER'S GAP, INC.
                                350 FIFTH AVENUE
                            NEW YORK, NEW YORK 10118
                                 (917) 319-8475
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)





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

         As of April 14, 2008, we are authorized to issue up to 75,000,000 at U.S. $0.001 par value per share, of which 2,050,000 common shares are currently issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

  Unaudited Balance Sheets as of February 29, 2008 and
                                       August 31, 2007                         3

  Unaudited Statements of Operations for the three and
           six months ended February 29, 2008 and 2007                         4

            Unaudited Statements of Cash Flows for the
           six months ended February 29, 2008 and 2007                         5

           Unaudited Notes to the Financial Statements                         6

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                         10

Item 3.  Controls and Procedures                                              12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities And
         Use Of Proceeds                                                      14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission Of Matters To A Vote Of Security
         Holders                                                              14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             15






PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS



                               DOWNER'S GAP, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                     (Unaudited) As of February 29, 2008 and
                                 August 31, 2007

                                                                      February 29,    August 31,
                                                                        2008            2007
                                                                       --------        --------

ASSETS

Current Assets:
     Cash                                                              $    100        $  1,000

                                                                       --------        --------

       Total Current Assets                                            $    100        $  1,000
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                     1,107          10,297
                                                                       --------        --------
     Total Current Liabilities                                            1,107          10,297

Stockholders' deficit
     Preferred Stock, par value $0.001,
     10,000,000 Authorized, None                                              0               0
     Issued and Outstanding
     Common Stock, Par Value $0.001,
     75,000,000 Authorized, 2,050,000                                     2,050           2,050
      Issued and Outstanding
     Receivable from Shareholder for
     Common Stock                                                        (1,000)         (1,000)
     Additional Paid in Capital                                          10,000               0
     Accumulated Deficit                                                (12,057)        (10,347)
                                                                       --------        --------


     Total Stockholders' Equity                                        $ (1,007)       $ (9,297)
                                                                       --------        --------

     Total Liabilities and Stockholders' Equity                        $    100        $  1,000
                                                                       ========        ========



               See Accompanying Notes to the Financial Statements




                               DOWNER'S GAP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
          For the Three and Six Months Ended February 29, 2008 and 2007

                                                    Three Months     Six Months    Three Months     Six Months
                                                       Ended            Ended         Ended            Ended
                                                    February 29,    February 29,   February 29,    February 29,
                                                        2008            2008           2007            2007
                                                     -----------    -----------     -----------    -----------


Revenues                                             $         0    $         0     $         0    $         0

Expenses:
      General and Administrative                           1,280          1,710               0              0
                                                     -----------    -----------     -----------    -----------

                                 Total Expenses            1,280          1,710               0              0
                                                     -----------    -----------     -----------    -----------

Net Income (Loss)                                    $    (1,280)   $    (1,710)    $         0   $          0
                                                     ===========    ===========     ===========    ===========

Net Income (Loss) per Share
      Basic and Diluted                              $     (0.00)   $     (0.00)    $     (0.00)   $     (0.00)
                                                     ===========    ===========     ===========    ===========

Weighted Average Shares Outstanding
      Basic and Diluted                                2,050,000      2,050,000               0              0
                                                     ===========    ===========     ===========    ===========




               See Accompanying Notes to the Financial Statements

                                 DOWNER'S GAP, INC.
                           (A Development Stage Company)
                              Statements of Cash Flows
               For the Six Months Ended February 29, 2008 and 2007


                                                              2008        2007
                                                            --------    --------

Cash Flows from Operating Activities:

     Net Loss                                               $ (1,710)   $      0

     Adjustments to Reconcile Net Loss to Net
       Cash Provided by Operating Activities:

     Changes in Current Assets and Liabilities:
         Other Current Assets                                      0           0

        Decrease in Accounts Payable                          (9,190)          0
                                                            --------    --------


Net Cash Used in Operating Activities                        (10,900)          0
                                                            --------    --------


Cash Flows from Investing Activities                               0           0
                                                            --------    --------

Cash Flows from Financing Activities:
     Additional Paid in Capital                               10,000           0
                                                            --------    --------


Net (Decrease) in Cash                                          (900)          0
                                                            --------    --------


Cash, Beginning of Period                                      1,000           0
                                                            --------    --------

Cash, End of Period                                         $    100    $      0
                                                            ========    ========

               See Accompanying Notes to the Financial Statements

                               DOWNER'S GAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Downer's Gap, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on June 11, 2007. The principal office of the corporation is 208 Jarvis Road, Perkinsville, Vermont 05151.

         The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation and is registered with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense.

         The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;
         2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                               DOWNER'S GAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008


         Basis of Presentation:
         ----------------------

         The Company prepares its financial statements on the accrual basis of accounting.

         Reclassification:
         -----------------

         Certain prior year amounts have been reclassified in the balance sheet to conform to current period presentation. These reclassifications had no effect on net earnings reported for any period.

         Cash and Cash Equivalents:
         --------------------------

         All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

         Income Taxes:
         -------------

         Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

         Use of Estimates:
         -----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets are $0 at February 29, 2008.


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

         As of February 29, 2008 the Company's officers and directors owned, or had beneficial ownership of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 98% of the Company's issued and outstanding stock.

                               DOWNER'S GAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company maintains its corporate office in the office of its CEO, for which it pays no rent. There are no outstanding agreements with management for administrative services to be rendered to the Company.


NOTE 5 - EQUITY
---------------

         The Company has 75,000,000, $.001 par value common shares authorized and 2,050,000 shares issued and outstanding. These shares have full voting rights. No preferred shares are authorized or outstanding.

         The Company is owed $1,000 from two shareholders related to the initial capitalization of the Company. These are reflected in equity as due from shareholders for issuance of common stock.

         During January 2008, shareholders contributed $10,000 in additional paid in capital.

         No dividends or distributions have been made or authorized. The Company had no other comprehensive income for the period covered.

NOTE 6 - INCOME TAXES
---------------------

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

         The Company had net losses for the period ended August 31, 2007 and therefore incurred no tax liabilities.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002

                               DOWNER'S GAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008


         ("Section 404"), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company's Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

         In 2006, the Financial Accounting Standards Board issued the following:

                  - SFAS No. 155: Accounting for Certain Hybrid Financial
                    Instruments

                   - SFAS No. 156: Accounting for Servicing of Financial Assets

                   - SFAS No. 157: Fair Value Measurements

                   - SFAS No. 158: Employers' Accounting for Defined Benefit
                     Pension and Other Postretirement Plans

         In 2007, the Financial Accounting Standards Board issued the following:

                               DOWNER'S GAP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   UNAUDITED NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008



                   - SFAS No. 159: The Fair Value Option for Financial Assets
                     and Financial Liabilities; Including an amendment of FASB Statement No. 115

                  - SFAS No. 141: (Revised 2007), Business Combinations

                  - SFAS No. 160: Noncontrolling Interest in Consolidated
                    Financial Statements

         Management has reviewed these new standards and believes that, with their current status as a shell company, they will not have a material impact on the financial statements of the Company.

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

(c) Off Balance-Sheet Arrangements- NONE



ITEM 3.  CONTROLS AND PROCEDURES


(a)     Evaluation of disclosure controls and procedures
        ------------------------------------------------

Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 29, 2008. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States.


(b)     Changes in internal control over financial reporting
        ----------------------------------------------------

During the quarter ended February 29, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Date:    April 18, 2008

By:  DOWNER'S GAP, INC.

      /s/  David Kretzmer
      -------------------

      Name:  David Kretzmer
      Title: Chief Executive Officer