Form 10-Q
period 2008-05-31
DOWNERS GAP, INC.
filed 2008-11-26
CIK 1416304

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

       [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

       [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Downer’s Gap, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	26-0705318
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Downer’s Gap, Inc.
350 Fifth Avenue
New York, New York 10118
(917) 319-8475
 (Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ X] No [ ]

As of November 18, 2008, we are authorized to issue up to 75,000,000 shares at U.S. $0.001 par value per share, of which 2,050,000 common shares are currently issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements
DOWNER'S GAP, INC.
(A Development Stage Company)
BALANCE SHEETS
May 31, 2008 (Unaudited) and August 31, 2007 (Audited)

	May 31,	August 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$100	$1,000
Other current assets	0	1,000

Total current assets	$100	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	4,107	10,297

Total Current Liabilities	4,107	10,297

Stockholders' Equity/(Deficit)
Preferred stock, par value $0.001, 10,000,000 authorized, none	0	0
issued and outstanding at May 31, 2008 and August 31, 2007
Common stock, par value $0.001, 75,000,000 authorized, 2,050,000	2,050	2,050
issued and outstanding at May 31, 2008 and August 31, 2007
Receivable from shareholder for Common Stock	(1,000)	0
Additional Paid in Capital	10,000	0
Accumulated Deficit incurred during the development stage	(15,057)	(10,347)

Total Stockholders' Equity/(Deficit)	$(4,007)	$(8,297)

Total Liabilities and Stockholders' Equity/(Deficit)	$100	$2,000

See Accompanying Notes to the Financial Statements

DOWNER'S GAP, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ending May 31, 2008 and 2007
And Inception (June 11, 2007) through May 31, 2008

					Inception
	Three Months	Nine Months	Three Months	Nine Months	(June 11, 2007)
	Ended	Ended	Ended	Ended	through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2008	2007	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$0	$0	$0	$0	$0

Expenses:
Stock compensation expense	0	0	0	0	50
General and administrative	3,000	4,710	0	0	$15,007

Total expenses	3,000	4,710	0	0	15,057

Net income (loss)	$(3,000)	$(4,710)	$0	$0	$(15,057)

Net income (loss) per Share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic and diluted	2,050,000	2,050,000	0	0	2,050,000

See Accompanying Notes to the Financial Statements

DOWNER'S GAP, INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ending May 31, 2008 and 2007
And Inception (June 11, 2007) through May 31, 2008

			Inception
			(June 11,
	Nine Months	Nine Months	2007)
	Ended	Ended	through
	May 31,	May 31,	May 31,
	2008	2007	2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(4,710)	$0	(15,057)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Common stock issued for services	0	0	50

Changes in current assets and liabilities:
(Increase) in other current assets	0	0	(1,000)
Increase/(Decrease) in accounts payable	(6,190)	0	4,107

Net cash used in operating activities	(10,900)	0	(11,900)

Cash flows from investing activities:	0	0	0

Cash flows from financing activies
Additional Paid in Capital	10,000	0	10,000
Proceeds from sale of stock	0	0	2,000

Net increase in cash	(900)	0	100

Cash, beginning of period	1,000	0	0

Cash, end of period	$100	$0	100

See Accompanying Notes to the Financial Statements

Downer’s Gap, Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.    The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

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

NOTE 2 – FIXED ASSETS

The Company had no fixed assets at May 31, 2008 and August 31, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of May 31, 2008 and August 31, 2007, Company’s officers and directors owned, or had beneficial ownership of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 98% of the Company’s issued and outstanding stock.

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

The Company had net losses for the period ended August 31, 2007 and May 31, 2008 and therefore incurred no tax liabilities.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2008 totaling $15,057 and had negative working capital of $4,007. Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through investments or loans from stockholders, private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations through acquisition or merger; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

The Company has not generated revenue since its inception and is currently seeking an acquisition or merger candidate.  Without an acquisition or merger, these conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – RECENT ACCOUNTING PROUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

During 2007 and 2008, the FASB has issued the following guidance:

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

•	SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

•	SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.

•	FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

•	EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.

Management has reviewed these new standards and believes that, with their current status as a shell company, that they will not have a material impact on the financial statements of the Company.

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of September 30, 2008, the Company had no instruments with Level 1, Level 2 or Level 3 inputs requiring disclosure.

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

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

(c) Off Balance-Sheet Arrangements- NONE

ITEM 3. QUATNITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

• Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

• Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

(b)	Changes in internal control over financial reporting

During the quarter ended May 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 4T. CONTROLS AND PROCEDURES.

Management's Quarterly Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness  of our internal  control over  financial  reporting.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the period ended May 31, 2008. Based on the evaluation, management concluded that there no material weaknesses.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's  report was not subject to attestation by the Company's registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide  only  management's report in this quarterly report.

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

Date:     November 19, 2008

By: DOWNER’S GAP, INC.

/s/  David Kretzmer
      Name:  David Kretzmer
      Title:   Chief Executive Officer