Form 10-K
period 2008-08-31
DOWNERS GAP, INC.
filed 2008-12-16
CIK 1416304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: [  ]

DOWNER’S GAP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	[ ]
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification or Organization No.)

Downer’s Gap, Inc.
350 Fifth Avenue
New York, New York 10118
(917) 319-8475
 (Address and telephone number of principal executive offices and principal place of business)

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK WITH $.001 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes |_| No |X|

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated Filer | |
Non-accelerated filer | |	Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |X| No |  |

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 10, 2008 was approximately $0.00.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on December 10, 2008 was 2,050,000.

DOWNER’S GAP, INC
FORM 10-K INDEX

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

(a) Business Development

The Company was incorporated Delaware on June 11, 2007. Since inception, we have been engaged in organizational efforts and obtaining initial financing; we were formed as a vehicle to pursue a business combination.  Our purpose is to seek the acquisition of or merger with, an existing company.   We are a “blank check” company, which is defined in Section 7(b) (3) of the Securities Act of 1933 as a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing “penny stock" securities as defined in Rule 3(a) (51) of the Securities Exchange Act of 1934.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies.  We are voluntarily filing this registration statement on Form 10-SB to register our common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934.  As a reporting company, we may be more attractive to a private acquisition target because our common stock may thereby be eligible to be quoted on the OTC Bulletin Board or other markets or exchanges.  As a result of filing this registration statement, we will be obligated to file with the U. S. Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements.  We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, but we do intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

We are not restricting our search for an acquisition target to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.  Our future success depends upon our ability to locate and consummate a merger or acquisition with an operating company and, ultimately, to attain profitability.  There is no assurance that we will be successful in consummating a merger or acquisition with an operating company or that we will attain profitability.

(b) Business of Issuer

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective is to achieve long-term growth potential through a business combination rather than short-term earnings. We are not restricting potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Furthermore, management does not intend to undertake any efforts to cause a market to develop in our securities until we have successfully concluded a business combination.

Although our officers and directors have been, and will continue to analyze business combination opportunities, to date, we have only had limited discussions with potential merger candidates; we have not entered into any formal or informal agreements with any such candidate. We will consider the following kinds of factors in analyzing potential business combinations:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Any other relevant factors.

In applying the foregoing criteria, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which we will participate in an opportunity will depend upon the nature of the opportunity and the respective needs and desires of our company and the promoters of the opportunity, and the relative negotiating strengths of the parties.

It is likely that we will participate in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of our stockholders prior to such reorganization.

It is likely, that our present stockholders will not have control of a majority of the voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. Obtaining stockholder approval may result in delays and additional expenses in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred.

(a)	Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

(b)	Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business only very limited time until the acquisition of a successful business opportunity has been consummated. We do not expect any significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c)	Operations

We have not conducted any operations.  Additionally, we have not performed any services or earned any revenue since inception.

(d)	Need for Government Approval

Since we do not have any operations, we do not currently require the approval of any government agency.  However, such approval may become necessary based upon the type of business we ultimately engage in.

(e)	Environmental Compliance

We do not face any environmental compliance issues or costs.

We have never been a party to any bankruptcy, receivership, or similar proceeding, nor have we been subject to any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Reports to security holders.

(1)	We are not required to deliver an annual report to security holders and at this time do not anticipate the distribution of such a report.
(2)
Since we filed a Registration Statement on Form 10-SB, registering our shares of common stock pursuant to Section 12(g) under the Securities Act of 1933, as amended, we became a voluntary filer and therefore are obligated to file with the U. S. Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements and we anticipate that we will continue to file such reports as required under the Exchange Act.

(3)
The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

RISK FACTORS

ITEM 1A.               RISK FACTORS

You should carefully consider the risks described below before making an investment in us.    All of these risks may impair our business operations.  If any of the following risks actually occur our business, financial condition or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We may not be able to successfully obtain an appropriate merger candidate.

Ideally, we should find a merger candidate that will increase shareholder value and enable us to commence operations.  However, there is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our business is difficult to evaluate because we have no operating history.

Since we do not have an operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can complete a business combination with a profitable business opportunity. Additionally, without an operating history, there is nothing for which prospective candidates can evaluate our business.  Potential investors should consider the risks, expenses, and difficulties associated with developmental stage companies and information companies. These risks include, but are not limited to, the absences of a significant operating history, lack of market recognition, and limited banking and financial relationships.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for the types of companies with which management seeks to complete a business combination.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers or joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities are active in mergers and acquisitions of companies that may be desirable target candidates for us. These entitles probably have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing such transactions.  These competitive factors may reduce the likelihood of our identifying and successfully completing a business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

Management will seek out and investigate business opportunities through every reasonably available avenue, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; we may also present ourselves as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.  However, there can be no assurance that we will be able to identify a suitable merger candidate.  Moreover, if we do find a suitable candidate, there is no assurance that we will be able to negotiate a business combination on favorable terms; consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.  Additionally, decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a business combination transaction. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements timely may thus be precluded as a suitable candidate.

Risks associated with select industries or businesses are currently unknown and cannot be ascertained.

We have not identified any particular industry or business in which to concentrate our potential interests.  Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may ultimately consummate an acquisition.  To the extent that we may acquire a business in a high-risk industry, we will become subject to those risks.  Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject.  Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our Common Stock.

Our common stock does not trade on any market or exchange.  Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.  In the absence of any readily available secondary market for our securities, holders thereof may experience great difficulty in selling their securities at or near the price originally paid by them.

Furthermore, penny stocks typically are equity securities with a price of less than $5.00 a share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system. Currently our common stock does fall under the definition of a penny stock and is subject to Section 15(g) of the Securities Exchange Act of 1934 and the relevant rules thereunder. The "penny stock" rules impose additional sales practice requirements on the broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual incomes exceeding $200,000 or combined with his/her spouse, $300,000). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation received by the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and the broker-dealer must obtain the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and investors may find it more difficult to sell their securities.  These rules may also deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

We will most likely issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of our common stock and 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. To the extent that additional shares of our securities are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We do not know the structure of future acquisitions or how they will affect us.

Management has had only preliminary contacts and discussions regarding proposals or arrangements to engage in or acquire assets, property or a business, however, we have no present plans or agreements in place with regard to any specific acquisition.  Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.  However, because we have virtually no resources as of the date of this Registration Statement, management expects that any such acquisition would take the form of an exchange of capital stock.  Notwithstanding the foregoing, we cannot guarantee that we will ever have such a plan or agreement for an acquisition, in which case, our securities will have virtually no value.

We may not be able to obtain the assistance of brokerage firms after we complete certain types of transactions that management is currently considering.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.  Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide us with coverage since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.  This will hinder stockholders ability to sell our securities.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek to list our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

The fact that our directors and officers own approximately 100% of our voting capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 100% of our voting capital stock.  As a result, our officers and directors will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  DESCRIPTION OF PROPERTY

We neither rent nor own any properties.  We currently use the office space provided by the founder rent free on a month to month basis. We do not have any policies with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividend Policy

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements largely on our expectations.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

We did not conduct any operations during periods up through the date of the Share Exchange. However, we have included elsewhere in this report the historical consolidated financial statements of the Company and its subsidiaries, which we own as a result of the Share Exchange. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report. Actual results may differ materially from those contained in any forward-looking statements.

PLAN OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of Downer’s Gap, Inc. for the fiscal years ended August 31, 2008 and 2007 and should be read in conjunction with such financial statements and related notes included in this report.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as such are defined under SEC regulations.

Other

Inflation has not had a significant effect on our operations, as increased costs to us have generally been offset by increased prices of products and services sold.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                FINANCIAL STATEMENTS

DOWNER'S GAP, INC.

FINANCIAL STATEMENTS

AUGUST 31, 2008 AND 2007

DOWNER'S GAP, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE(S)
BASIC FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of August 31, 2008 and 2007	F-2

Statements of Operations for the Year Ended August 31, 2008
and for the Period from June 11, 2007 (date of inception) to August 31, 2007	F-3

Statements of Cash Flows for the Year Ended August 31, 2008
and for the Period from June 11, 2007 (date of inception) to August 31, 2007	F-4

Statement of Changes in Stockholders’ Equity for the
Year Ended August 31, 2008 and for the Period from June 11, 2007 (date of inception) to August 31, 2007	F-5

Notes to the Financial Statements	F-6-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Downer’s Gap, Inc.
Perkinsville, Vermont

We have audited the accompanying balance sheets of Downer’s Gap, Inc. (A Development Stage Company) as of August 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended August 31, 2008 and the period June 11, 2007 (inception) through August 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Downer’s Gap, Inc.’s internal control over financial reporting as of August 31, 2008 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downer’s Gap, Inc. as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended August 31, 2008 and the period June 11, 2007 (inception) through August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company is in the development phase and has not yet generated revenues from operations and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

December 11, 2008

DOWNER'S GAP, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2008 and 2007

	2008	2007

ASSETS
Current Assets
Cash and Cash Equivalents	$1,230	$1,000
Other Current Assets	0	1,000
Total Current Assets	1,230	2,000

TOTAL ASSETS	$1,230	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$3,365	$0
Accounts Payable - Related Parties	632	10,297
Accrued Expenses	4,500	0
Total Liabilities (All Current)	8,497	10,297

Stockholders' Equity (Deficit)
Common Stock ($.001 par value, 75,000,000 shares authorized,
2,050,000 and 2,050,000 shares issued and outstanding)	2,050	2,050
Additional Paid in Capital	15,700	0
Accumulated Deficit During the Development Stage	(25,017)	(10,347)
Total Stockholders' Equity (Deficit)	(7,267)	(8,297)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,230	$2,000

The accompanying notes are an integral part of these financial statements.

DOWNER'S GAP, INC.
(A Development Stage Company)
Statements of Operations
For the Year Ended August 31, 2008 and the Period June 11, 2007 (Date of Inception) to August 31, 2007
and From Inception (June 11, 2007) through August 31, 2008

		For the
		Period
	For the	June 11, 2007	From inception
	Year Ended	(Date of inception)	(June 11, 2007)
	August 31,	to August 31,	through
	2008	2007	August 31, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation Fees	0	297	297
Professional Fees	14,670	10,000	24,670
Stock Compensation Expense	0	50	50
TOTAL OPERATING EXPENSES	14,670	10,347	25,017

NET OPERATING INCOME (LOSS)	(14,670)	(10,347)	(25,017)

OTHER INCOME (EXPENSE)
Other Income and Expense	0	0	0

NET INCOME (LOSS)	$(14,670)	$(10,347)	$(25,017)

EARNINGS PER SHARE
Weighted Average of Outstanding Shares	2,050,000	2,050,000	2,050,000
Income (Loss) for Common Shares	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

DOWNER'S GAP, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended August 31, 2008 and the Period June 11, 2007 (Date of Inception) to August 31, 2007
and From Inception (June 11, 2007) through August 31, 2008

		For the
		Period
	For the	June 11, 2007	From Inception
	Year Ended	(Date of inception)	(June 11, 2007)
	August 31,	to August 31,	through
	2008	2007	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(14,670)	$(10,347)	$(25,017)
Adjustments to reconcile net income to net cash
provided by operating activities:
Issuance of Common Shares for Services	0	50	50
Decrease (Increase) in Other Current Assets	1,000	(1,000)	0
Increase (Decrease) in Accounts Payable	3,365	0	3,365
Increase (Decrease) in Accounts Payable - Related Parties	(9,665)	10,297	632
Increase (Decrease) in Accrued Liabilities	4,500	0	4,500
Net Cash (Used) by Operating Activities	(15,470)	(1,000)	(16,470)

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0	0
Net Cash Provided (Used) by Investing Activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Additional Paid in Capital	15,700	0	15,700
Receivable from Shareholder for Common Stock	(1,000)		(1,000)
Repayment from Shareholder for Common Stock	1,000		1,000
Sale of Common Stock for Cash	0	2,000	2,000
Net Cash Provided by Financing Activities	15,700	2,000	17,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	230	1,000	1,230

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,000	0	0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,230	$1,000	$1,230

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Year for Interest Expense	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

DOWNER'S GAP, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Year Ended August 31, 2008 and the Period June 11, 2007 (Date of Inception) to August 31, 2007
and From Inception (June 11, 2007) through August 31, 2008

				Accumulated
				Deficit
			Additional	During
	Common		Paid In	Development
	Shares	Amount	Capital	Stage	Totals

Balance, June 11, 2007 (Inception)	0	$0	$0	$0	$0

Issuance of Common Shares	2,000,000	2,000	0		2,000
Issuance of Common Shares for Services	50,000	50	0		50
Net (Loss)				(10,347)	(10,347)

Balance, August 31, 2007	2,050,000	$2,050	$0	$(10,347)	$(8,297)

Additional Paid in Capital Contributed		0	10,000		10,000
Additional Paid in Capital Contributed		0	5,700		5,700
Net (Loss)				(14,670)	(14,670)

Balance, August 31, 2008	2,050,000	$2,050	$15,700	$(25,017)	$(7,267)

The accompanying notes are an integral part of these financial statements.

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

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

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 1 – (CONTINUED)

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

Income Taxes:

As presented in Note 6, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements".  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment; or the services have been provided;
•	The price is fixed and determinable; and
•	Collectibility is reasonably assured.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 1 – (CONTINUED)

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the years ended August 31, 2008 and the period from Inception (June 11, 2007) through August 31, 2007, the Company had no items of comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.
Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.  See Note 8 for a discussion of new accounting pronouncements.

NOTE 2 – FIXED ASSETS

The Company had no fixed assets at August 31, 2008 and 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of August 31, 2008 and 2007 the Company’s officers and directors owned, or had beneficial ownership of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 98% of the Company’s issued and outstanding stock.

The Company incurred legal fees of $3,070 and $10,297 for the year ended August 31, 2008 and for the period June 11, 2007 (inception) through August 31, 2007, respectively, with a firm where one of the Company’s shareholders is a partner.

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

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

During January 2008 and August 2008, a shareholder contributed $10,000 and $5,700, respectively, as additional paid in capital.

NOTE 6 – INCOME TAXES

The Company follows SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  August 31, 2008 and 2007 are as follows:

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 6 – (CONTINUED)

	8/31/08	8/31/07

Deferred tax assets attributable to:
Prior years	$2,587	$0
Tax benefit (liability) for current year	3,667	2,587

Total Deferred Tax Benefit	$6,254	$2,587

Valuation Allowance	(6,254)	(2,587)

Net Deferred Tax Benefit	$0	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

	8/31/08	8/31/07

Income tax before any extraordinary items:
Tax (benefit) liability on	$3,667	$2,587
current year operations	3,667	2,587
Valuation Reserve

Net Provision (Benefit)	0	0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at August 31, 2008 and 2007.

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 7 – GOING CONCERN

The Company is a shell company with no revenue, and has an accumulated deficit through August 31, 2008 totaling $25,017 and negative working capital of $7,267. Because of the lack of revenue and the accumulated deficit, the Company will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through investments or loans from stockholders, private placements, public offerings and/or bank financing.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations through acquisition or merger; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations.

The Company is currently seeking an acquisition or merger candidate.  Without an acquisition or merger, these conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 – RECENT ACCOUNTING PROUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which replaces SFAS No. 141, “Business Combinations”, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 8 – (CONTINUED)

During 2007 and 2008, the FASB has issued the following guidance:

●       SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”

●       SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”

●       SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

●	SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.

●	FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

●	EITF Issue 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”.

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

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

DOWNER'S GAP, INC.
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 9 – (CONTINUED)

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of August 31, 2008, the Company had no instruments with Level 1, Level 2 or Level 3 inputs requiring disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.             CONTROLS AND PROCEDURES

During the year ended August 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Evaluation of Disclosures Controls and Procedures

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

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

● Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

● Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

(b)	Changes in internal control over financial reporting

During the year ended August 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.              OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and text set forth the names and ages of all of our directors and executive officers as of December 10, 2008. The Board of Directors is comprised of only one class. All of the directors will serve until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting.  There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

David Kretzmer	54	Chief Executive Officer

David Kretzmer, CEO, has been the senior partner of Kretzmer & Associates, PLLC a New York law firm specializing in international transactions, taxation, company law, corporate finance and securities law.  Mr. Kretzmer is also the senior partner of Kretzmer Cohen Starkman & Co., an Israeli law firm specializing in real estate, taxation, company law, corporate finance and merchant banking.  Mr. Kretzmer received his law degree from the University of Witwatersrand in Johannesburg, South Africa and is licensed to practice law in South Africa. Mr Kretzmer has run numerous projects and has extensive experience in establishing and managing development stage companies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2008.

Code of ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. As a recent public company, we did not have a formal written code of ethics for the 2008 fiscal year, but intend to implement one in the coming fiscal year.

Our code of ethics will apply to all employees, including all directors and officers and will be designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  The code will also incorporate our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our code of ethics will be posted on our website as soon as is practicable.  Any future changes or amendments to our code of ethics, and any waiver of our code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, or Principal Accounting Officer, will also be posted on our website when applicable.

Corporate Governance

The Board of Directors acts as the Audit Committee and the Board has no separate committees. All functions of a nominating committee, audit committee and compensation committee are currently performed by the full Board of Directors. We do not have a qualified financial expert at this time because we have not been able to hire a qualified candidate. Further, we do not have adequate financial resources at this time to hire such an expert. If and when we find a suitable merger candidate and commence operations, we will comply with the requirements of Item 407 of Regulation S-K as necessary.

Prior Blank Check Company Experience

None of our directors have any prior experience as officers or directors of blank check companies; however, through their respective experiences we believe that they are qualified to carry out our business plans.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

None of the Company’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have a policy whereby the offer of any post-transaction employment to members of management will not be considered in our decision to undertake any proposed transaction.

We do not have any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for our employees’ benefit.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Option/SAR Grants in Last Fiscal Year

No options or stock appreciation rights were granted during the last fiscal year.

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock, which is our only issued and outstanding voting equity security; (ii) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person; and (iii) the Officers and Directors as a group. As of the date hereof, there are 2,050,000 common shares issued and outstanding and no shares of preferred stock outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage Of Voting of Securities (1)
David Kretzmer, CEO	1,500,000	73.17%
All directors and officers as a group	1,500,000	73.17%

Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be. Except as otherwise noted, each person has an address in care of the Company.
________________

(1)	All Percentages have been rounded up to the nearest one hundredth of one percent.

Changes in Control

To the best of our knowledge, there are no arrangements that could cause a change in our control. Although we do not have any formal agreements in place, the business combination we ultimately pursue may cause a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor have we entered into transactions with any member of the immediate families of the foregoing person (include spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by The Hall Group for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $8,750 and $2,150,  respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the Company’s independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above, were approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A)	(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Financial Statements” on page F-1

(3)  EXHIBITS

(B)             See Exhibit Index
(C)             Not applicable

EXHIBITS

3.1	Articles of Incorporation

3.2	Bylaws

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the “Act”

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Downer’s Gap, Inc.

By:	/s/ David Kretzmer
David Kretzmer PRESIDENT AND CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

Date: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2008	By:	/s/ David Kretzmer
David Kretzmer PRESIDENT, CHIEF EXECUTIVE OFFICER, DIRECTOR